Form 10-Q
period 1995-06-30
CHINA INDUSTRIAL GROUP INC
filed 1995-08-21
CIK 818726

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1995 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number 0-16365

                          CHINA INDUSTRIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)


     Colorado                                 84-0974043
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification Number)


                           21st Floor, Central Plaza
                                18 Harbour Road
                               Wanchai, Hong Kong
                    (Address of principal executive offices)

                               011-852-2877-3830
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes  X   No ___.
                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock --23,465,048 shares outstanding on June 30, 1995.

                          CHINA INDUSTRIAL GROUP, INC.

                                     INDEX

                        PART I -- FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
     Item 1.  Consolidated Financial Statements:

              Consolidated Balance Sheets at
              June 30, 1995 (unaudited) and December 31, 1994              3-4

              Unaudited Consolidated Statements of Income -
              Three and Six months ended June 30, 1995
              and 1994                                                       5

              Unaudited Consolidated Statements of Shareholders'
              Equity, Six months ended June 30, 1995                         6

              Unaudited Consolidated Statements of Cash Flows,
              Six months ended June 30, 1995 and 1994                      7-8

              Notes to Unaudited Consolidated Financial Statements        9-11

     Item 2.  Management Discussion and Analysis of
              Financial Condition and Results of Operations              12-14

                          PART II -- OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                              15

     ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                          CHINA INDUSTRIAL GROUP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (STATED IN UNITED STATES DOLLARS)

                                                         June 30,      December 31,
                                                           1995            1994
                                                       -------------   ------------
                                                        (Unaudited)
     ASSETS

     Current assets:
       Cash                                            $  4,854,964    $  6,009,700
       Short-term investments                             3,006,468       3,006,468
       Accounts receivable                               64,881,181      63,287,097
       Inventories (Note 5)                              20,556,679      21,838,540
       Prepaid expenses                                     795,834         414,237
                                                       ------------    ------------

            Total current assets                         94,095,126      94,556,042
                                                       ------------    ------------

     Property, plant and equipment:
       Leasehold land and buildings                      10,451,299      10,451,299
       Plant and equipment                               11,822,904      11,822,904
       Furniture and fixtures                               651,993         588,285
       Motor vehicles                                       460,421         460,421
       Construction in progress                             428,494          83,403
                                                       ------------    ------------

                                                         23,815,111      23,406,312

       Less accumulated depreciation
       and amortization                                   3,100,057       2,524,150
                                                       ------------    ------------

                                                         20,715,054      20,882,162
                                                       ------------    ------------

     Other assets:
       Pre-operating costs                                1,052,617         885,556
       Other                                                 23,529          23,529
                                                       ------------    ------------

                                                          1,076,146         909,085
                                                       ------------    ------------

                                                       $115,886,326    $116,347,289
                                                       ============    ============

                                                                               3
                                  (Continued)

                          CHINA INDUSTRIAL GROUP, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       (STATED IN UNITED STATES DOLLARS)

                                              June 30,      December 31,
                                                1995           1994
                                            -------------   ------------
                                             (Unaudited)
  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt          $     40,574    $    40,574
 Short-term bank borrowings                    9,322,686      9,107,042
 Accounts payable:
  Trade                                       12,495,925     23,636,664
  Related parties                                366,811        366,811
 Customer deposits and other                   2,819,942      5,072,997
 Accrued expenses                                715,102      1,210,146
                                            ------------    -----------

  Total current liabilities                   25,761,040     39,434,234
                                            ------------    -----------

Long-term debt, net of current portion        12,244,946     10,382,252
                                            ------------    -----------

Minority interest                              5,454,356      5,117,763
                                            ------------    -----------

Commitments and contingencies (Note 6)

Shareholders' equity (Notes 7 and 8):
 Preferred stock; authorized
 10,000,000 shares:
 Series A convertible; issued and
  outstanding 24,375 shares                       24,375         24,375
 Series C convertible; issued and
  outstanding 212 shares                                      5,900,000
 Common stock par value $0.001;
  authorized 100,000,000 shares;
  issued and outstanding 23,465,048
  shares (1995) and 19,931,252 shares
  (1994)                                          23,465         19,931
 Capital in excess of par                     14,435,122      9,264,994
 Retained earnings                            54,518,288     41,777,471
 Cumulative foreign currency
  translation adjustment                       3,424,734      4,426,269
                                            ------------   ------------
                                              72,425,984     61,413,040
                                            ------------   ------------

                                            $115,886,326   $116,347,289
                                            ============   ============

                See notes to consolidated financial statements

                          CHINA INDUSTRIAL GROUP, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                       (STATED IN UNITED STATES DOLLARS)
                                  (UNAUDITED)




                                        Three months ended June 30,    Six months ended June 30,
                                           1995           1994           1995            1994
                                       ------------   ------------   -------------   -------------

Revenues                               $73,669,278    $71,542,600    $150,450,676    $140,604,678
Cost of goods sold                      62,251,624     60,596,150     127,464,819     118,923,339
                                       -----------    -----------    ------------    ------------
Gross profit                            11,417,654     10,946,450      22,985,857      21,681,339
                                       -----------    -----------    ------------    ------------

Operating expenses:
     General and administrative          3,785,579      3,312,647       7,393,146       6,651,681
     Selling                               568,177        485,777       1,167,140         991,959
                                       -----------    -----------    ------------    ------------
                                         4,353,756      3,798,424       8,560,286       7,643,640
                                       -----------    -----------    ------------    ------------

Income from operations                   7,063,898      7,148,026      14,425,571      14,037,699
                                       -----------    -----------    ------------    ------------

Other income (expense):
     Interest expense:
          Related party                                   (14,449)                        (28,898)
          Other                           (561,125)      (533,926)     (1,134,633)     (1,078,827)
     Other income                                                          18,339
     Other expenses                                                        (2,149)
                                       -----------    -----------    ------------    ------------
                                          (561,125)      (548,375)     (1,118,443)     (1,107,725)
                                       -----------    -----------    ------------    ------------

Income before income taxes
     and minority interest               6,502,773      6,599,651      13,307,128      12,929,974
Income tax expense                         109,553         79,690         229,718         124,963
                                       -----------    -----------    ------------    ------------
Income before minority interest          6,393,220      6,519,961      13,077,410      12,805,011

Minority interest in earnings of
     subsidiaries                          162,983        664,368         336,593       1,427,972
                                       -----------    -----------    ------------    ------------

Net income                             $ 6,230,237    $ 5,855,593    $ 12,740,817    $ 11,377,039
                                       ===========    ===========    ============    ============
Earnings per share (Note 4)                  $0.13          $0.13           $0.26           $0.27
                                       ===========    ===========    ============    ============
Weighted average number of shares
     outstanding                        48,457,000     43,518,000      48,425,000      42,495,000
                                       ===========    ===========    ============    ============

                See notes to consolidated financial statements

                          CHINA INDUSTRIAL GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (STATED IN UNITED STATES DOLLARS)
                   SIX MONTHS ENDED JUNE 30, 1995 (UNAUDITED)

                                    Series A              Series C
                                   preferred             preferred                 Common
                                     stock                 stock                   stock
                                ----------------   ----------------------   --------------------
                                Shares   Amount    Shares       Amount        Shares     Amount
                                ------   -------   -------   ------------   ----------   -------
Balances, January 1, 1995       24,375   $24,375      295    $ 5,900,000    19,931,252   $19,931

Conversion of preferred stock
  to common stock                                    (295)    (5,900,000)    3,533,796     3,534

Costs related to securities
  (Note 8)

Net income

Translation adjustments
                                ------   -------   -------   ------------   ----------   -------
Balances June 30, 1995          24,375   $24,375         0   $          0   23,465,048   $23,465
                                ======   =======   =======   ============   ==========   =======

                                                             Cumulative
                                                              foreign
                                Capital                       currency         Total
                               in excess       Retained     translation    shareholders'
                                 of par        earnings      adjustment        equity
                               ----------     -----------   ------------   --------------
Balances, January 1, 1995      $9,264,994     $41,777,471   $ 4,426,269      $61,413,040

Conversion of preferred stock
  to common stock               5,896,466

Costs related to securities
  (Note 8)                       (726,388)                                      (726,388)

Net income                                     12,740,817                     12,740,817

Translation adjustments                                      (1,001,535)      (1,001,535)
                              -----------     -----------   -----------      -----------
Balances June 30, 1995        $14,435,122     $54,518,288   $ 3,424,734      $72,425,984
                              ===========     ===========   ===========      ===========

                                                                               6

                See notes to consolidated financial statements

                          CHINA INDUSTRIAL GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (STATED IN UNITED STATES DOLLARS)
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                                          1995             1994
                                                     --------------   --------------

     Cash flows from operating activities:
       Net income                                     $ 12,740,817     $ 11,377,039
                                                      ------------     ------------
       Adjustment to reconcile net income
       to net cash used in operating
       activities:
       Depreciation and amortization                       575,907          254,124
       Gain on sale of securities
       and other assets
       Minority interest                                   336,593       (3,322,742)
       Translation adjustment                           (1,004,535)        (514,183)
       Decrease (increase) in assets:
          Accounts receivable                           (1,591,084)     (19,142,438)
          Inventories                                    1,281,861       (2,134,363)
          Prepaid expenses                                (381,597)        (650,992)
          Other assets                                                      357,219
       Increase (Decrease) in accounts payable
          and accrued expenses                         (14,615,176)      11,042,753
                                                      ------------     ------------
     Total adjustments                                 (15,398,031)     (14,110,622)
                                                      ------------     ------------

     Net cash used in operating activities              (2,657,214)      (2,733,583)
                                                      ------------     ------------

     Cash flows from investing activities:
       Proceeds from sales of securities
          and other assets                                                1,952,243
       Purchases of securities and other assets                          (1,985,844)
       Acquisition of property, plant and
          equipment                                       (408,799)        (601,852)
       Pre-operating costs                                (167,061)        (255,955)
                                                      ------------     ------------

     Net cash used in investing activities                (575,860)        (891,408)
                                                      ------------     ------------

                                                                               7
                                  (Continued)

                          CHINA INDUSTRIAL GROUP, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       (STATED IN UNITED STATES DOLLARS)
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)



                                                           1995           1994
                                                       ------------   ------------

     Cash flows from financing activities:
       Net increase in short-term
          bank borrowings                                  215,644      5,803,173
       Repayment of shareholders loans                                 (1,926,532)
       Increase (repayment) of long-term debt            1,862,694     (2,741,202)
       Proceeds from stock sales                                        2,382,559

                                                       -----------    -----------
       Financing activities                              2,078,338      3,517,998
                                                       -----------    -----------

     Net decrease in cash                               (1,154,736)      (106,993)

     Cash, beginning                                     6,009,700        948,408
                                                       -----------    -----------

     Cash, ending                                      $ 4,854,964    $   841,415
                                                       ===========    ===========

     Cash paid for:
       Interest                                        $ 1,134,633    $ 1,078,827
                                                       ===========    ===========

     Non-cash investing and financing activities:
       Conversion of 295 shares of Series C
       preferred stock into 3,533,796 shares of
       common stock                                    $ 5,900,000
                                                       ===========

     Conversion of debentures to 386,960 shares
     of Common Stock                                                  $ 1,000,000
                                                                      ===========

                                                                               8
                 See notes to consolidated financial statement

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

              THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                 (UNAUDITED)

1.     Business and organization of the Company:

       Business of the Company:

       The Company's operations consist of distribution and manufacturing activities performed by its operating subsidiaries. Distribution activities primarily involve the purchase of wool products for sale within the Peoples Republic of China (China) and the purchase of chemicals and pharmaceuticals within China for export and sale outside of China. Manufacturing activities primarily involve the manufacture and sale of woolen products through two joint venture companies in China.
       The Company's subsidiaries are:

Name of                            Percent           Place of        Principal
Subsidiary                        Ownership       Incorporation     Activities
---------------------------   -----------------   --------------   -------------

Nova Industrial                            100%   British          Holding
 Holdings Limited                                 Virgin           Company
                                                  Islands

Eyemouth Limited                           100%   British          Marketing
                                                  Virgin           and
                                                  Islands          distribution

M.S. Enterprise                            100%   Hong Kong        Marketing
 Company Limited                                                   and
                                                                   distribution

Eastern Assets                             100%   British          Holding
Management Limited                                Virgin           Company
                                                  Islands


M.S. (Ping Yuan)              70% by              China            Manufacturing
 Industry Development         M.S. Enterprise
 Company Limited (joint
 venture)

Suzhou Nimrod Woolen          55% by              China            Manufacturing
 Textile Company              Eastern Assets
 Limited (joint venture)

Harrington Worldwide                       100%   British          Holding
 Holdings Limited                                 Virgin           Company
                                                  Islands

Ascot Holdings Group                       100%   British          Holding
 Limited                                          Virgin           Company
                                                  Islands

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

              THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                 (UNAUDITED)

   2.  Interim consolidated financial statements:

       The interim consolidated financial statements have been prepared by the Company and, in the opinion of the management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented. Certain information and footnote disclosure made in the last annual report on Form 10-KSB have been condensed or omitted for the interim consolidated statements. Certain costs are estimated for the full year and allocated to interim period based on activity associated with the interim period. Accordingly such costs are subject to year-end adjustment. It is the Company's opinion that, when the interim consolidated statements are read in conjunction with the December 31, 1994 annual report on Form 10-KSB, the disclosures are adequate to make information presented not misleading. The interim consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   3.  Basis of accounting:

       The financial statements are expressed in United States dollars and are in conformity with United States generally accepted accounting principles.

       The United States dollar was adopted as the reporting currency for the following reasons:

            (i) the majority of the Company's purchase and sales transactions are quoted in United States dollars;

           (ii) the majority of the expenses incurred by the Company are denominated in Hong Kong dollars and the exchange rate between Hong Kong dollars and United States dollars has been fixed at HK$7.8 to US$1.00; as a result, exchange differences on translating from Hong Kong dollars to United States dollars are minimal.

   4.  Earnings per share:

       The computation of earnings per share is based on the weighted average number of common shares outstanding. When dilutive, stock options and warrants are included as common stock equivalents using the treasury stock method. The shares issued in connection with the reverse acquisition in 1994, including the common stock equivalent of the Series A preferred stock, have been treated as being outstanding effective January 1, 1993. Shares issued in connection with the convertible debentures and the Series C preferred stock have been included in weighted average shares as if the conversions had occurred at the date the securities were issued. Shares issuable under the conversion provisions of the Series C preferred stock have been considered common stock equivalents. Primary and fully diluted earnings per share are the same for each period presented.

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

              THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                 (UNAUDITED)

5.     Inventories

       The components of inventories are as follows:

                              June 30,     December 31,
                                1995           1995
                            ------------   ------------

       Raw materials         $ 1,175,264    $ 1,096,326
       Work-in-process         1,057,556      1,089,665
       Finished goods         18,323,859     19,652,549
                             -----------    -----------
                             $20,556,679    $21,838,540
                             ===========    ===========

6.     Commitments and contingencies:

       Letters of credit:

       At June 30, 1995, the Company had approximately $4,908,606 in letters of credit outstanding.

7.     Shareholders' equity

       Series A preferred stock:

       The 24,375 shares of Series A preferred stock were issued in connection with the reverse acquisition in 1994. Each share of Series A preferred stock is convertible into 1,000 shares of common stock.

       Series C preferred stock:

       During August 1994, the Company sold 465 shares of Series C convertible preferred stock, and warrants to purchase 309,997 shares of common stock at $5.50 per share for $9,300,000. The warrants are exercisable through August 1996. No warrants have been exercised through June 30, 1995.

       During the year ended December 31, 1994, 170 shares of Series C convertible preferred stock were converted into 1,236,358 shares of common stock.

       During the six months ended June 30, 1995, 295 shares of Series C convertible preferred stock were converted into 3,533,796 shares of common stock. As of June 30, 1995, all of the shares of Series C convertible preferred stock had been converted.

8. On June 2, 1995, the Company entered into a settlement agreement with an entity that provided services to the Company related to the reverse acquisition which occurred in January 1994. Under the terms of the settlement, the Company agreed to issue 363,169 shares of common stock. The issuance was valued at the market price of the Company's stock at the date of the agreement and has been charged to shareholders' equity.

     ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Overview of Principal Activities
     --------------------------------

           China Industrial Group, Inc. (the "Group") consists of Nova Industrial Holdings Limited, a British Virgin Islands corporation, which is a holding company for five operating entities. The operations of the Group are divided into distribution and manufacturing.

           The Group's distribution activities involve wool, industrial chemicals and pharmaceutical products. The Group purchases wool from unrelated persons mainly in New Zealand and Australia principally for US dollars and, in turn, sells the wool through its sales representative offices to its customers in the People's Republic of China (China).

           The Group is responsible for all aspects of delivery of wool to the factory, including customs clearance and transportation. To support its distribution, the Group leases a number of bonded warehouses in China which take delivery of the wool and arrange for shipment directly to the factories.

           The Group receives payment for the wool in Renminbi, the local Chinese Currency (RMB). The Group then uses RMB to purchase industrial chemicals and pharmaceutical products from manufacturers located in China. The pharmaceutical products are principally generic products in powder form, and are used by pharmaceutical manufacturers which convert the powder into tablets or capsules. The chemical products are mainly industrial raw materials used for various types of basic industries. Both the chemical and pharmaceutical products are exported from China and sold to customers located in India, Africa, Europe and Southeast Asia. The revenues of these products in turn generate US dollars, which are then used to purchase wool in Australia and New Zealand.

           Although the Group bears the risk of non-payments from its customers, the Group generally purchases products pursuant to outstanding orders. Thus, the Group's exposure to currency risk and inventory problems are minimized.

           The Group is also engaged in the manufacture of woolen products through its interest in two joint venture companies in China. These facilities produce a variety of wool products ranging from scoured wool (washed and comb wool), wool top (washed and comb wool that has been processed into a spool of rope), yarn, rolls of wool fabric to woolen sweaters mainly for the Chinese consumer market.

     Three and Six Months Ended June 30, 1995 Compared to June 30, 1994
     ------------------------------------------------------------------

           Revenues.  Revenues for the three and six months ended June 30, 1995
           --------
     increased by $2.1 million and $9.8 million, respectively, or approximately 3% and 7% compared to the three and six months ended June 30, 1994.

           Revenues from distribution activities for the three and six months ended June 30, 1995 increased by $2.8 million and $11.6 million or approximately 4% and 9%, respectively, compared to the three and six months ended June 30, 1994. The increases were primarily attributable to the increase in sales of wool as a result of the natural growth of the market and as a result of the change in consumers' behavior.

           Revenues from the manufacturing of woolen products for the three and six months ended June 30, 1995 decreased by $0.7 million and $1.8 million or approximately 14.6% and 15.5%, respectively, compared to the three and six months ended June 30, 1994. The decreases were primarily due to the decrease in domestic sales in China which were impacted by the governmental policy of "cooling down" the overheated economy.

           Gross Profit.  Gross profit increased by $0.5 million and $1.3
           ------------
     million or approximately 4% and 6%, respectively, for the three and six months ended June 30, 1995 compared to the three and six months ended June 30, 1994. These increases are primarily due to the increases in revenues. Gross profit as a percent of revenue was 15% for the three and six month periods ended June 30, 1995 and 1994.

           General and Administrative Expenses.  General and administrative
           -----------------------------------
     expenses for the three and six month periods ended June 30, 1995 increased by $0.47 million and $0.74 million or approximately 14% and 11%, respectively, compared to the 1994 periods, primarily as a result of the increase in sales activities. General and administrative expenses as a percent of revenues remained constant at 5% of revenues for the three and six month period ended June 30, 1995 compared to the 1994 periods.

           Selling Expenses.  Selling expenses for the three and six month
           ----------------
     periods ended June 30, 1995 increased by $0.08 million and $0.18 million or approximately 17% and 18% respectively, compared to the 1994 periods, primarily as a result of the increase in the volume of sales. Selling expenses as a percent of revenues remained constant at 1% of revenues for the three and six month periods ended June 30, 1995 compared to the 1994 periods.

           Income from Operations.  During the three and six months ended June
           ----------------------
     30, 1995, the Group generated income from operations of $7.1 million and $14.4 million, respectively, compared to $7.1 and $14.0 during the 1994 periods. Income from operations as a percent of revenues remained constant at 10% for the three and six month periods ended June 30, 1995 and 1994.

           Other Income (Expense).  Interest expense was $0.56 million and
           ----------------------
     $0.53 million for the three month periods ended June 30, 1995 and 1994, respectively, and $1.13 million and $1.08 million for the six month periods ended June 30, 1995 and 1994, respectively. The amount remained relatively constant because the average amount of short- and long-term borrowings were approximately the same during the 1995 and 1994 periods.

           Income Tax Expense.  Income tax expense was $0.11 million and $0.08
           ------------------
     million for the three month periods ended June 30, 1995 and 1994, respectively, and $0.23 million and $0.12 million for the six month periods ended June 30, 1995 and 1994, respectively. The increase is primarily due to the increase in earnings from the Group's Hong Kong distribution subsidiary.

           Minority Interest in Earnings of Subsidiaries.  Minority interest in
           ---------------------------------------------
     earnings of subsidiaries for the three and six month periods ended June
     30, 1995 decreased by $0.5 million and $1.1 million, respectively, compared to the 1994 periods. The decreases were due to the decreases in net earnings of the Group's manufacturing subsidiaries.

           Net Income.  Net income was $6.2 and $5.9 million for the three month
           ----------
     periods ended June 30, 1995 and 1994, respectively, and $12.7 million and $11.4 million for the six month periods ended June 30, 1995 and 1994, respectively. This represents increases of 6% and 12% for the three and six month periods, respectively.

           Earnings per Share.  Earnings per share were $0.13 for the three
           ------------------
     month periods ended June 30, 1995 and 1994, and $0.26 and $0.27 for the six month periods ended June 30, 1995 and 1994, respectively. Even though net income was greater in the 1995 periods than in the 1994 periods, earnings per share were impacted by the increase in weighted average number of shares outstanding resulting from the sales of common and preferred stock throughout 1994.

     Liquidity and Capital Resources
     -------------------------------

           The Group's principal source of liquidity during the six months ended June 30, 1995 was the increase in long-term debts.

           As of June 30, 1995, the group had a working capital excess of approximately $68 million compared to $55 million as of December 31, 1994, primarily as a result of an increase in revenues from this period.

           Net cash used in operating activities was $2.66 million and $2.73 million for the six months ended June 30, 1995 and 1994, respectively.

           The group believes the cash provided by operations will be sufficient to meet its cash requirements for the next 12 months.

     Foreign Exchange
     ----------------

           The financial statements of the Company's subsidiaries operating in China are generally measured using the local currency, Renminbi (RMB), as the functional currency. The exchange rates adopted in the translation of RMB to the United States dollar are the applicable Bank of China official rates that are set by the Chinese Government. For the Company's other subsidiaries, the United States dollar is the functional currency.

     Effect of Inflation
     -------------------

           Inflation has little impact on the operations of the Group. The price of products the Group distributes is determined by the open market, and any increase in the price the Group pays for products is generally passed on to customers. However, the "cooling down" of China's overheated economy does have an effect on the volume of sales in the Group's products manufactured in China. In addition, inflation also affects the general and administration expenses.

     Commitments for Capital Expenditure
     -----------------------------------

           The Group has no material commitment for capital expenditures.

     Seasonal Aspects
     ----------------

           The Group's distribution of wool tend to increase in fall and winter while revenues from sales of wool tends to steady by late spring and summer.

                          PART II -- OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

              27  Financial Data Schedule

         (b)  Reports on Form 8-K:

              None.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CHINA INDUSTRIAL GROUP, INC.



                                    By:  /s/ Benthony Ip
                                         --------------------------------
                                         Benthony Ip, Chief Financial
                                         Officer (Chief financial officer
                                         and accounting officer and duly
                                         authorized officer)


     Dated:  August 14, 1995