Form 10-Q
period 1995-09-30
CHINA INDUSTRIAL GROUP INC
filed 1995-11-20
CIK 818726

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1995 or

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

                               011-852-2877-3857
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes  X  No    .
                                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock -- 23,465,048 shares outstanding on September 30, 1995.

                          CHINA INDUSTRIAL GROUP, INC.

                                     INDEX

                                                           Page No.
                                                           --------

                        PART I -- FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements:

           Consolidated Balance Sheets at September 30,
           1995 (unaudited) and December 31, 1994             3-4

           Unaudited Consolidated Statements of Income -
           Three and Nine Months ended September 30,
           1995 and 1994                                        5

           Unaudited Consolidated Statements of
           Shareholders' Equity, Nine Months ended
           September 30, 1995                                 6-7

           Unaudited Consolidated Statements of Cash
           Flows, Nine Months ended September 30, 1995          8
           and 1994

           Notes to Unaudited Consolidated Financial         9-13
           Statements

Item 2.    Management Discussion and Analysis of
           Financial Condition and Results of Operations    14-19

                          PART II -- OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                    20

                          CHINA INDUSTRIAL GROUP, INC.
                                AND SUBSIDIARIES

                                  CONSOLIDATED
                                 BALANCE SHEETS
                       (STATED IN UNITED STATES DOLLARS)

                                      September 30,    December 31
                                           1995           1994
                                      --------------  -------------
                                       (Unaudited)
            ASSETS

Current assets:
     Cash                              $  2,285,724   $  6,009,700
     Short-term investments               3,006,468      3,006,468
     Accounts receivable                 55,334,636     63,287,097
     Inventories (Note 5)                25,353,827     21,838,540
     Prepaid expenses                       652,414        414,237
                                       ------------   ------------

       Total current assets              86,633,069     94,556,042
                                       ------------   ------------

Property, plant and equipment:
     Leasehold land and buildings         9,927,103     10,451,299
     Plant and machinery                 11,066,578     11,822,904
     Furniture and fixtures                 651,993        588,285
     Motor vehicles                         413,073        460,421
     Construction in progress               653,477         83,403
                                       ------------   ------------
                                         22,712,224     23,406,312

     Less accumulated depreciation
     and amortization                    (3,273,663)    (2,524,150)
                                       ------------   ------------

                                         19,438,561     20,882,162
                                       ------------   ------------

Other assets:
     Pre-operating expenses                                885,556
     Investment                           8,132,780         23,529
     Long-Term receivable                 3,000,000
                                       ------------   ------------

                                         11,132,780        909,085
                                       ------------   ------------

                                       $117,204,410   $116,347,289
                                       ============   ============

                          CHINA INDUSTRIAL GROUP, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       (STATED IN UNITED STATES DOLLARS)

                                                     September 30,   December 31,
                                                          1995           1994
                                                     --------------  ------------
                                                      (Unaudited)
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                $     40,574   $     40,574
     Short-term bank borrowings                          8,955,831      9,107,042
     Accounts payable:
       Trade                                             8,557,287     23,636,664
       Related parties                                     366,811        366,811
     Customer deposits and other                         2,151,424      5,072,997
     Accrued expenses                                      693,557      1,210,146
                                                      ------------   ------------

       Total current liabilities                        20,765,484     39,434,234
                                                      ------------   ------------

Long-term debt, net of current portion                  12,244,946     10,382,252
                                                      ------------   ------------

Minority interest                                        4,650,176      5,117,763
                                                      ------------   ------------

Commitments and contingencies (Note 6)

Shareholders' equity (Notes 7 and 8):
     Preferred stock; authorized
     10,000,000 shares:
     Series A convertible; issued and
       outstanding 24,375 shares                            24,375         24,375
     Series C convertible; issued and
       outstanding 212 shares (1994)                             0      5,900,000
     Common stock par value $0.001;
       authorized 100,000,000 shares;
       issued and outstanding 23,465,048
       shares (1995) and 19,931,252 shares (1994)           23,465         19,931
     Capital in excess of par                           15,161,460      9,264,994
     Retained earnings                                  60,342,101     41,777,471
     Cumulative foreign currency
       translation adjustment                            3,992,403      4,426,269
                                                      ------------   ------------
                                                        79,543,804     61,413,040
                                                      ------------   ------------

                                                      $117,204,410   $116,347,289
                                                      ============   ============

                See notes to consolidated financial statements

                          CHINA INDUSTRIAL GROUP, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                       (STATED IN UNITED STATES DOLLARS)

                                  (UNAUDITED)

                                                Three months ended September 30  Nine months ended September 30
                                                      1995           1994           1995            1994
                                                  ------------   ------------   -------------   -------------
Revenues                                          $77,596,553    $80,204,988    $228,047,229    $220,809,666
Cost of goods sold                                 65,973,569     68,084,198     193,438,388     187,007,537
                                                  -----------    -----------    ------------    ------------
Gross profit                                       11,622,984     12,120,790      34,608,841      33,802,129
                                                  -----------    -----------    ------------    ------------

Operating expenses:
          General and administrative                4,150,776      3,127,239      11,543,922       9,778,920
          Selling                                     593,575        585,877       1,760,715       1,577,836
                                                  -----------    -----------    ------------    ------------
                                                    4,744,351      3,713,116      13,304,637      11,356,756
                                                  -----------    -----------    ------------    ------------

Operating profit                                    6,878,633      8,407,674      21,304,204      22,445,373
                                                  -----------    -----------    ------------    ------------

Interest - Related parties                                                                           (28,898)
Interest - Others                                    (595,993)      (547,989)     (1,730,626)     (1,626,816)
Other income                                                         558,102          18,339         558,102
Other expenses (Note 9)                              (154,498)            --        (156,647)             --
                                                  -----------                   ------------
                                                     (750,491)        10,113      (1,868,934)     (1,097,612)
                                                  -----------    -----------    ------------    ------------

Income before taxes and minority interests          6,128,142      8,417,787      19,435,270      21,347,761

Income tax expense                                    120,553         84,739         350,271         209,702
                                                  -----------    -----------    ------------    ------------
Income before minority interest                     6,007,589      8,333,048      19,084,999      21,138,059

Minority interests in earnings of subsidiaries        183,776        565,883         520,369       1,993,855
                                                  -----------    -----------    ------------    ------------

Net income                                          5,823,813      7,767,165      18,564,630      19,144,204
                                                  ===========    ===========    ============    ============
Earnings per share (Note 4)                             $0.12          $0.17           $0.38           $0.44
                                                  ===========    ===========    ============    ============
Weighted average number of shares
  outstanding                                      48,570,000     46,781,000      48,460,000      43,943,000
                                                  ===========    ===========    ============    ============

                See notes to consolidated financial statements

                          CHINA INDUSTRIAL GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                       (STATED IN UNITED STATES DOLLARS)
                NINE MONTHS ENDED SEPTEMBER 30, 1995 (UNAUDITED)

                                    Series A              Series C                                 Capital
                                    preferred             preferred                               in excess    Retained
                                      stock                 stock              Common stock        of par      earnings
                                -----------------  ---------------------  ---------------------  ----------  -----------
                                Shares    Amount     Shares    Amount       Shares     Amount
                                ------    ------     ------    ------       ------     ------
Balances, January 1, 1995       24,375   $24,375      295   $ 5,900,000   19,931,252   $19,931   $ 9,264,994   $41,777,471

Conversion of preferred stock
  to common stock                                    (295)   (5,900,000)   3,533,796     3,534     5,896,466
Net Income                                                                                                      18,564,630
Translation adjustments

                                ------   -------   ------   -----------   ----------   -------   -----------   -----------

Balances, September 30, 1995    24,375   $24,375        0      $ 0        23,465,048   $23,465   $15,161,460   $60,342,101
                                ======   =======   ======   ===========   ==========   =======   ===========   ===========
                                Cumulative
                                  foreign
                                  currency        Total
                                translation   shareholders'
                                 adjustment       equity
                                ------------  --------------
Balances, January 1, 1995        $4,426,269     $61,413,040

Conversion of preferred stock
  to common stock
Net Income                                       18,564,630
Translation adjustments             (433,866)      (433,866)

                                 -----------    -----------

Balances, September 30, 1995     $ 3,992,403    $79,543,804
                                 ===========    ===========

                See notes to consolidated financial statements.

                          CHINA INDUSTRIAL GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (STATED IN UNITED STATES DOLLARS)
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                               1995            1994
                                                          --------------  --------------
Net income                                                 $ 18,564,630    $ 19,144,204
                                                           ------------    ------------
Adjustment to reconcile net income
   to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                749,513         444,933
   Gain on sale of securities
    and other assets                                                           (558,102)
   Minority interest                                           (467,587)     (2,002,024)
   Translation adjustment                                      (433,866)     (1,003,461)
   Decrease (increase) in assets:
          Accounts receivable                                 7,952,461     (24,181,637)
          Inventories                                        (3,515,287)     (5,061,340)
          Prepaid expenses                                     (238,177)       (789,430)
          Other assets                                                          357,219
   Increase (decrease) in accounts payable
   and accrued expenses                                     (18,517,539)      2,831,423
                                                           ------------    ------------

Total adjustments                                           (14,470,482)    (29,962,419)
                                                           ------------    ------------
Net cash provided by (used in)
   operating activities                                       4,094,148     (10,818,215)
                                                           ------------    ------------

Cash flows from investing activities
   capital expenditures:
   Proceeds from sale of securities and other assets                          2,510,345
   Proceeds from sale of property, plant and equipment        1,637,563
   Purchases of securities and other assets                 (11,109,251)
   Payments for securities and other assets                                  (3,740,246)
   Acquisition of property, plant and
   equipment                                                   (943,475)     (1,929,131)
   Pre-operating costs                                     $    885,556        (388,724)
                                                           ------------    ------------

Net cash used in
   investing activities                                     ($9,529,607)     (3,547,756)
                                                           ------------    ------------

                                  (Continued)

                          CHINA INDUSTRIAL GROUP, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       (STATED IN UNITED STATES DOLLARS)
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                                     1995              1994
                                                 ------------      ------------
Cash flows from financing activities
   Net increased (decreased) in short-term
   bank borrowings                                  (151,211)        6,215,653
Proceeds from long-term loans                      1,862,694         5,096,275
Repayment of long-term debt                                         (2,741,202)
Repayment of shareholders' loans                                    (1,926,532)
Proceeds from stock sales                                           10,864,091

Net cash provided by                             -----------       -----------
   financing activities                            1,711,483        17,508,285
                                                 -----------       -----------


Net decrease in cash                              (3,723,976)        3,142,314

Cash, beginning                                    6,009,700           948,408
                                                 -----------       -----------

Cash, ending                                     $ 2,285,724       $ 4,090,722
                                                 ===========       ===========

Cash paid for:
   Interest                                        1,730,626       $ 1,626,816
                                                 ===========       ===========


Noncash investing and financing
activities:
Conversion of 295 shares of Series C preferred
stock into 3,533,796 shares of common stock        5,900,000
                                                 ===========

Conversion of debentures
to 1,120,426 shares of common stock                                $ 3,427,999
                                                                   ===========


                See notes to consolidated financial statements

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                  (UNAUDITED)


                 1.     Business and organization of the Company:

     Business of the Company:

               The Company's operations consist of distribution and manufacturing activities performed by its operating subsidiaries. Distribution activities primarily involve the purchase of wool products for sale within the People's Republic of China (China) and the purchase of chemicals and pharmaceuticals within China for export and sale outside of China. Manufacturing activities primarily involve the manufacture and sale of woolen products through the joint venture company in China. Due to problems with the transportation system leading to the factory and revised projections as to profitability, M.S. Enterprise Company Limited disposed of its joint venture interest in M.S. (Ping Yuan) Industry Development Company Limited to a company in China. M.S. Enterprise Company Limited, a wholly owned subsidiary of the company, changed its name to Nimrod (H.K.) Limited in August, 1995. The Company's subsidiaries at September 30, 1995 are:


     Name of                     Percent       Place of          Principal
     Subsidiary                  Ownership     Incorporation     Activities
     ----------                  ---------     --------------    -------------
     Nova Industrial             100%          British Virgin    Holding
     Holdings Limited                          Islands           Company

     Eyemouth                    100%          British Virgin    Marketing and
     Limited                                   Islands           distribution

     Nimrod (H.K.)               100%          Hong Kong         Marketing and
     Limited                                                     distribution
     (formerly known as M.S.
     Enterprise Co. Ltd)

     Eastern Assets              100%          British Virgin    Holding
     Management Limited                        Islands           Company

     Suzhou Nimrod               55%           China             Manufacturing
     Woolen Textile Company                    by Eastern Assets
     Limited (joint venture)

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                  (UNAUDITED)

     Name of                     Percent       Place of          Principal
     Subsidiary                  Ownership     Incorporation     Activities
     ----------                  ---------     --------------    -------------
     Harrington Worldwide        100%          British Virgin    Holding
     Holdings Limited                          Islands           Company

     Ascot Holdings              100%          British Virgin    Holding
     Group Limited                             Islands           Company

                 2.     Interim consolidated financial statements:

               The interim consolidated financial statements have been prepared by the Company and, in the opinion of the management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented. Certain information and footnote disclosure made in the last annual report on Form 10-K have been condensed or omitted for the interim consolidated statements. Certain costs are estimated for the full year and allocated to interim period based on activity associated with the interim period. Accordingly such costs are subject to year-end adjustment. It is the Company's opinion that, when the interim consolidated statements are read in conjunction with the December 31, 1994 annual report on Form 10-K, the disclosure is adequate to make the information presented not misleading. The interim consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                  (UNAUDITED)


              (ii) the majority of the expenses incurred by the Company are denominated in Hong Kong dollars and the exchange rate between the Hong Kong dollar and the United States dollar has been fixed at HK$7.8 to US$1.00; as a result, exchange differences on translating from Hong Kong dollars to United States dollars are minimal.

                 4.     Earnings per share:

               The computation of earnings per share in each year is based on the weighted average number of common shares outstanding. When dilutive, stock options and warrants are included as common equivalents using the treasury stock method. The shares issued in connection the reverse acquisition in 1994, including the common stock equivalents of the Series A preferred stock, have been treated as being outstanding effective January 1, 1993. Shares issued in connection with the convertible debentures and the Series C preferred stock have been included in weighted average shares as if the conversions had occurred at the date the securities were issued. Shares issuable under the conversion provision of the Series C preferred stock have been considered common stock equivalents. Primary and fully diluted earnings per share are the same for each period presented.

                 5.    Inventories

               The components of inventories are as follows:

                                  September 30,
                                      1995
                                  -------------
               Raw materials        $ 1,422,963
               Work-in-process          989,772
               Finished goods        22,941,092
                                    -----------

                                    $25,353,827
                                    ===========

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                  (UNAUDITED)


                 6.     Commitments and contingencies:

               Letter of credit:

               At September 30, 1995, the Company had approximately $1,061,866 in letters of credit outstanding.

                 7.     Shareholders' equity

               Series A preferred stock:

               The 24,375 shares of Series A preferred stock were issued in connection with the reverse acquisition in 1994. Each share of Series A preferred stock is convertible to 1,000 shares of common stock. All of the Series A Preferred Stock was converted on November 3, 1995 into 24,375,000 shares of Common Stock.

               Series C preferred stock:

               During August 1994, the Company sold 465 shares of Series C convertible preferred stock, and warrants to purchase 309,997 shares of common stock at $5.50 per share for $9,300,000. The warrants are exercisable through August 1996. No warrants have been exercised through September 30, 1995.

               During the year ended December 1994, 170 shares of Series C convertible preferred stock were converted into 1,236,358 shares of common stock.

               During the nine months ended September 30, 1995, 295 shares of Series C convertible preferred stock were converted into 3,533,796 shares of common stock.

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

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                  (UNAUDITED)


                 9.     Other expenses:

               During the nine months ended September 30, 1995, the Company disposed of its joint venture interest in M.S. (Ping Yuan) Industry Development Company Limited on September 20, 1995. The loss on disposal was $154,498.

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                  (UNAUDITED)


     Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

     OVERVIEW OF PRINCIPAL ACTIVITIES

               China Industrial Group, Inc. (the Group) consists of Nova Industrial Holdings Limited, a British Virgin Islands corporation, which is a holding company for four operating entities. The operations of the Group are divided into distribution and manufacturing.

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

               The Group receives payment for the wool in Renminbi, the local Chinese Currency (RMB). The Group then uses RMB to purchase industrial chemicals and pharmaceutical products from manufacturers located in China. The pharmaceutical products are principally generic products in powder form, and are used by pharmaceutical manufacturers which convert the powder into tablets or capsules. The chemical products are mainly industrial raw materials used for various types of basic industries. Both the chemical and pharmaceutical products are exported from China and sold to customers located in India, Africa, Europe and Southeast Asia. Sales of these products in turn generate U.S. dollars, which are then used to purchase wool in Australia and New Zealand.

               Although the Group bears the risk of non-payment from its customers, the Group generally purchases products pursuant to outstanding orders. Thus, the Group's exposure to currency risk and inventory problems is minimized.

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                  (UNAUDITED)


               The Group is also engaged in the manufacture of woolen products through its interest in two joint venture companies in China. These facilities produce a variety of wool products ranging from scoured wool (washed and comb wool), wool top (washed and comb wool that has been processed into a spool of rope), yarn, rolls of wool fabric to woolen sweaters mainly for Chinese consumer market. Due to problems with the transportation system leading to the factory and revised projections as to profitability, the Group disposed of its joint venture interest in M.S. (Ping Yuan) Industry Development Limited. Suzhou Nimrod Woolen Textile Company Limited replaced some of its plant and machinery to improve productivity during this period.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED
     ------------------------------------------------------------------
     SEPTEMBER 30, 1994
     ------------------

               REVENUES.  Revenues for the nine months ended September 30, 1995
               --------
     increased by $7.2 million or approximately 3% compared to the nine months ended September 30, 1994. Revenues from distribution activities for the nine months ended September 30, 1995 increased by $10.6 million or approximately 5% compared to the nine months ended September 30, 1994. This $10.6 million increase was primarily attributable to the increase in sales of wool during the nine month period due to the natural growth of market as a result of a change in consumers' behavior.

               Revenues from manufacture of woolen products decreased by $3.15 million or approximately 17.1% from 1995 to 1994. This decrease was primarily due to the government policy of `cooling down' the overheated economy. In addition, the group has tightened its credit policy to its domestic customers in China.

               GROSS PROFIT.  Gross profit increased by 2.4% or $0.8 million in
               ------------
     the 1995 period as compared to the 1994 period. Gross profit as a percent of revenues remains the same as compared to the 1994 period.

               GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative
               -----------------------------------
     expenses increased by $1.8 million or approximately 18.0% during the 1995 period compared to the 1994 period as a result of the increase in sales activities and the expenses incurred in establishing the Group's New York Office.

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                  (UNAUDITED)


               SELLING EXPENSES.  During the 1995 period, revenues and marketing
               ----------------
     expenses increased by $0.18 million compared to the 1994 period. The primary reason for the increase was the increase in volume of sales.

               INCOME FROM OPERATIONS.  During the 1995 period, the Group
               ----------------------
     generated income from operations of $21.3 million as compared to income from operations of $22.4 million during the 1994 period. This decrease was primarily due to the increase in sales activities. Income from operations as a percent of revenue remained relatively constant at 9.3% for 1995 & 10.1% for 1994.

               OTHER INCOME (EXPENSES).  Interest expense during the 1995 period
               -----------------------
     was $1.73 million compared to $1.63 million for the same 1994 period. The amount of short and long-term borrowings was approximately the same during 1995 and 1994. The disposal of the joint venture interests in M.S. (Ping
     Yuan) Industry Development Company Limited resulted in a loss of $154,498 which was charged as other expenses in this period.

               INCOME TAXES.  Income taxes of $350,271 were incurred during the
               ------------
     1995 and $209,702 during the 1994 period. The increase is primarily due to income taxes provision for the Company's China operations and the increase in earnings from the Company's Hong Kong distribution subsidiary.

               NET INCOME.  The net income during the 1995 period was $18.6
               ----------
     million compared to a net income of $19.1 million for the prior period. This represents an approximately 2.6% decrease in net income.

               EARNINGS PER SHARE.  Earnings per share for the nine months ended
               ------------------
     September 30, 1995 was $0.38 compared with $0.44 for the same period in 1994. Even though net income was approximately the same in 1995 than in 1994, the difference in earnings per share was the result of an increase in the weighted average number of shares outstanding.

     THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED
     --------------------------------------------------------------------
     SEPTEMBER 30, 1994
     ------------------

               REVENUES.  Revenues for the three months ended September 30, 1995
               --------
     decreased by 3% compared to the three months ended September 30, 1994.
     This was

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                  (UNAUDITED)


     primarily due to a shortage of cotton supply in the third quarter of 1994 which resulted in a significant increase in the demand for wool. Revenue for the three months ended September 30, 1995 reflected only the natural growth of the market.

               GROSS PROFIT.  Gross profit decreased by 4.1% or $0.5 million in
               ------------
     the three months ended September 30, 1995 compared to the three months ended September 30, 1994.

               GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative
               -----------------------------------
     expenses for the three month period ended September 30, 1995 increased by $1.0 million or approximately 32% compared to the 1994 period as a result of expenses incurred in establishing the Group's New York Office. General and administrative expenses represent 5% of revenues for the period compared to 4% of revenues for the three month period ended September 30, 1994.

               SELLING EXPENSES.  There was no significant change during the
               ----------------
     three month period ended September 30, 1995 from the three month period ended September 30, 1994.

               INCOME FROM OPERATIONS.  During the three month period ended
               ----------------------
     September 30, 1995, the Group generated income from operations of $6.9 million as compared to income from operations of $8.4 million during the 1994 period.

               OTHER INCOME (EXPENSES).  Interest expense was $0.60 million and
               -----------------------
     $0.55 million for the three month periods ended September 30, 1995 and 1994, respectively. The disposal of the joint venture interests in M.S. (Ping Yuan) Industry Development Company Limited resulted in a loss of $154,498 which was charged as other expenses in this period.

               INCOME TAXES.  Income tax expense was $0.12 million and $0.08
               ------------
     million for the three month periods ended September 30, 1995 and 1994, respectively. The increase is primarily due to the income tax provision for the Company's China operations and the increase in earnings from the Company's Hong Kong distribution subsidiary.

               NET INCOME.  Net income was $5.8 million and $7.8 million for the
               ----------
     three month periods ended September 30, 1995 and 1994, respectively.

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                  (UNAUDITED)


               EARNINGS PER SHARE.  Earnings per share were $0.12 and $0.17 for
               ------------------
     the three month period ended September 30, 1995 and 1994, respectively.

     LIQUIDITY AND CAPITAL RESOURCES

               The Group's principal source of liquidity during the nine months ended September 30, 1995 was from operations.

               As of September 30, 1995, the Group had a working capital excess of approximately $66 million compared to $55 million as of December 31, 1994 primarily as a result of increase in revenues during this period.

               Net cash generated from operating activities was $4.1 million and $10.8 million was used in operating activities in the nine months ended September 30, 1995 and 1994, respectively.

               The Group believes the cash provided by operations will be sufficient to meet its cash requirements for the next 12 months.

     FOREIGN EXCHANGE

               The financial statements of the Company's subsidiaries operating in China are generally measured using the local currency, Renminbi (RMB), as the functional currency. The exchange rates adopted in the translation of RMB to the United States dollar are the applicable Bank of China official rate which would be settled at by the Chinese Government. For the company's other subsidiaries, the United States dollar is the functional currency.

     EFFECT OF INFLATION

               Inflation has little impact on the operation of the Group. The price of products the group distributes is determined by the open market. Any increase in cost is generally reflected in the selling price. However, the `cooling down' of China's overheated economy does have a negative effect on the amount of sales for products manufactured in China. In addition, inflation causes an increase in the general and administration expenses.

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                  (UNAUDITED)


     COMMITMENTS FOR CAPITAL EXPENDITURE

               The Group has no commitment for capital expenditures.

     SEASONAL ASPECTS

               Revenues from the Group's distribution of wool tends to increase in fall and winter while revenues from sales of wool tends to steady by late spring and summer.

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                  (UNAUDITED)


                          PART II -- OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K.

               (a)  Exhibits:

                    27  Financial Data Schedule

               (b)  Reports on Form 8-K:

                    None.

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                  (UNAUDITED)


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


     Dated:  November 17, 1995