Form 10-QT
period 1995-05-31
CHINA INDUSTRIAL GROUP INC
filed 1996-01-30
CIK 818726

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QT

(Mark One)
[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                               011-852-2877-3851
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock -- 47,845,848 shares outstanding on December 31, 1995.

                          CHINA INDUSTRIAL GROUP, INC.

                                     INDEX


                        PART I -- FINANCIAL INFORMATION

                                                             Page No.
                                                             --------
Item 1.      Consolidated Financial Statements:

             Consolidated Balance Sheets at May 31, 1995        3-4
             (unaudited) and December 31, 1994.

             Unaudited Consolidated Statements of Income -        5
             Five months ended May 31, 1995 and 1994

             Unaudited Consolidated Statements of                 6
             Shareholders' Equity, Five months ended May
             31, 1995

             Unaudited Consolidated Statements of Cash          7-8
             Flows Five months ended May 31, 1995 and 1994

             Notes to Unaudited Consolidated Financial         9-12
             Statements

Item 2       Management Discussion and Analysis of            13-16
             Financial Condition and Result of Operations

                          PART II - OTHER INFORMATION

Item 6       Exhibits and Reports On Form 8-K                    17

                          CHINA INDUSTRIAL GROUP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (STATED IN UNITED STATES DOLLARS)


                                         May 31,     December 31,
                                          1995           1994
                                      ------------   ------------
                                      (Unaudited)

                                     ASSETS

Current assets:
   Cash                               $  6,224,243   $  6,009,700
   Short term investments                3,006,468      3,006,468
   Accounts receivable                  73,297,630     63,287,097
   Inventories                          11,687,930     21,838,540
   Prepaid expenses                        855,275        414,237
                                      ------------   ------------

        Total current assets            95,071,546     94,556,042
                                      ------------   ------------


Property, plant and equipment:
   Leasehold land and buildings          9,530,665     10,451,299
   Plant and equipment                  11,153,324     11,822,904
   Furniture and fixtures                  651,993        588,285
   Motor vehicles                          413,073        460,421
   Construction in progress                385,757         83,403
                                      ------------   ------------
                                        22,134,812     23,406,312
   Less accumulated depreciation         2,780,391      2,524,150
                                      ------------   ------------
                                        19,354,421     20,882,162
                                      ------------   ------------

Other assets
   Pre-operating costs                                    885,556
   Other fixed assets investment         3,369,631         23,529
                                      ------------   ------------
                                         3,369,631        909,085
                                      ------------   ------------
                                      $117,795,598   $116,347,289
                                      ============   ============

                                  (Continued)

                          CHINA INDUSTRIAL GROUP, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       (STATED IN UNITED STATES DOLLARS)


                                                 May 31,     December 31,
                                                  1995           1994
                                              ------------   ------------
                                              (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current portion of long term loan          $     40,574   $     40,574
   Short term bank borrowings                    9,854,996      9,107,042
   Accounts payable - trade                     16,248,716     23,636,664
   Accounts payable - related parties              366,811        366,811
   Customers deposit and others                    996,220      5,072,997
   Accrued expenses                              1,211,300      1,210,146
                                              ------------   ------------

       Total current liabilities                28,718,617     39,434,234
                                              ------------   ------------

Long term debts, net of current portion         13,045,774     10,382,252
                                              ------------   ------------

Minority interests                               4,444,929      5,117,763
                                              ------------   ------------

Commitments and contingencies (Note 7)

Shareholders' equity (Note 8):
   Preferred stock; authorized
   10,000,000 shares
   Series A convertible; issued and
     outstanding 24,375 shares                      24,375         24,375
   Series C convertible; issued and
     outstanding 295 shares (1994)                       0      5,900,000
   Common stock par value $0.001;
     authorized 100,000,000 shares;
     issued and outstanding 23,465,048
     shares (1995) and 19,931,252 shares
   (1994)                                           23,465         19,931
   Capital in excess of par                     15,161,460      9,264,994
   Retained earnings                            51,730,022     41,777,471
   Cumulative foreign currency
     translation adjustment                      4,646,956      4,426,269
                                              ------------   ------------
                                                71,586,278     61,413,040
                                              ------------   ------------
                                              $117,795,598   $116,347,289
                                              ============   ============


                 See notes to consolidated financial statements

                          CHINA INDUSTRIAL GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                       (STATED IN UNITED STATES DOLLARS)
                    FIVE MONTHS ENDED MAY 31, 1995 AND 1994
                                  (UNAUDITED)

                                           1995            1994
                                       -------------   -------------
Revenues                               $128,369,233    $116,764,145
Cost of goods sold                      109,592,646      98,724,622
                                       ------------    ------------
Gross profit                             18,776,587      18,039,523
                                       ------------    ------------

Operating expenses:
   General & administrative               6,110,222       5,547,466
   Selling                                1,137,628         830,033
                                       ------------    ------------
                                          7,247,850       6,377,499
                                       ------------    ------------

Income from operations                   11,528,737      11,662,024
                                       ------------    ------------

Other income/(expenses):
Interest expenses:
   Related party                                  0         (24,081)
   Other                                   (901,878)       (900,852)
Other expenses                             (154,498)              0
                                       ------------    ------------
                                         (1,056,376)       (924,933)
                                       ------------    ------------
Income before income taxes and
minority interest                        10,472,361      10,737,091
Income tax expense                          204,688          98,400
                                       ------------    ------------
                                         10,267,673      10,638,691

Minority interest in the earnings
  of subsidiaries                           315,122       1,206,516
                                       ------------    ------------

Net income                             $  9,952,551    $  9,432,175
                                       ============    ============

Earnings per share:
  Primary                              $       0.21    $       0.23
                                       ============    ============
  Fully diluted                                 N/A    $       0.22
                                       ============    ============
Weighted average number of
shares outstanding:
  Primary                                48,371,000      41,852,000
                                       ============    ============
  Fully diluted                                 N/A      42,136,000
                                       ============    ============


                 See notes to consolidated financial statements

                          CHINA INDUSTRIAL GROUP, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (STATED IN UNITED STATES DOLLARS)
                   FIVE MONTHS ENDED MAY 31, 1995 (UNAUDITED)

                                     Series A                 Series C
                                     preferred               preferred                  Common
                                       stock                   stock                     stock
                             -----------------------   ----------------------   ----------------------
                               Share       Amount        Share       Amount        Share       Amount
                             ---------   -----------   ---------   ----------   -----------   --------
Balances, January 1, 1995       24,375   $    24,375         295   $5,900,000    19,931,252    $19,931

Conversion of preferred
stock to common stock                                       (295)  (5,900,000)    3,533,796      3,534

Net income

Translation adjustments
                             ---------   -----------   ---------   ----------   -----------   --------
Balances, May 31, 1995          24,375   $    24,375           0            0    23,465,048    $23,465
                             =========   ===========    ========   ==========   ===========   ========


                             Capital                    currency        Total
                            in excess     Retained     translation   shareholders
                              of par      earnings     adjustment       equity
                           -----------   -----------   -----------   -----------
Balances, January 1, 1995  $ 9,264,994   $41,777,471    $4,426,269   $61,413,040

Conversion of preferred
stock to common stock        5,896,466

Net income                                 9,952,551                   9,952,551

Translation adjustments                                    220,687       220,687
                           -----------   -----------   -----------   -----------
Balances, May 31, 1995     $15,161,460   $51,730,022    $4,646,956   $71,586,278
                           ===========   ===========   ===========   ===========

                          CHINA INDUSTRIAL GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (STATED IN UNITED STATES DOLLARS)
                    FIVE MONTHS ENDED MAY 31, 1995 AND 1994
                                  (UNAUDITED)

                                               1995            1994
                                           -------------   -------------
Cash flows from operating activities:
   Net income                              $  9,952,551    $  9,432,175
                                           ------------    ------------
   Adjustment to reconcile net income
   to net cash provided by (used in)
   operating activities
   Depreciation and amortization                256,241         254,124
   Minority interest                           (672,834)     (1,279,569)
   Translation adjustment                       220,687
   Decrease (increase) in assets:
     Accounts receivable                    (10,010,533)    (15,875,042)
     Inventories                             10,150,610       3,045,072
     Prepaid expenses                          (441,038)       (225,564)
     Other assets                                               357,219
     Increase in accounts payable and
     accrued expenses                       (11,463,571)      3,960,657
                                           ------------    ------------

   Total adjustments                        (11,960,438)     (9,763,103)
                                           ------------    ------------

Net cash used in operating activities        (2,007,887)       (330,928)
                                           ------------    ------------

Cash flows from investing activities,
   Capital expenditures
   Payments for securities and other
     assets                                                  (1,985,844)
   Disposal of subsidiary                     1,271,500
   Fixed Assets investments                  (2,460,546)      1,952,243
   Acquisition of property, plant
     and equipment                                             (493,572)
   Pre-operating costs                                         (255,955)
                                           ------------    ------------

Net cash provided by (used in)
   investing activities                      (1,189,046)       (783,128)
                                           ------------    ------------


                                  (Continued)

                          CHINA INDUSTRIAL GROUP, INC.

                       (STATED IN UNITED STATES DOLLARS)
                    FIVE MONTHS ENDED MAY 31, 1995 AND 1994
                                  (UNAUDITED)

                                              1995           1994
                                           ----------    -----------
Cash flows from financing activities:
   Net increase (decrease) in
   short-term bank borrowings              $  747,954    $ 5,135,182
   Proceeds from long-term loans            2,680,000
   Repayment of shareholders' loans                       (4,215,950)
   Repayment of long-term loans               (16,478)
                                           ----------    -----------

Net cash provided by financing
   activities                               3,411,476        919,232
                                           ----------    -----------

Net increase in cash                          214,543       (194,824)

Cash, beginning                            $6,009,700    $   948,408
                                           ----------    -----------
Cash, ending                               $6,224,243    $   753,584
                                           ==========    ===========

Cash paid for Interest                     $  901,878    $   924,934
                                           ==========    ===========

Non cash investing and
   financing activities:
Conversion of 295 shares of
   Series C preferred stock into
   3,533,796 shares of common stock        $5,900,000
                                           ==========


                 See notes to consolidated financial statements

                          CHINA INDUSTRIAL GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED
                    FIVE MONTHS ENDED MAY 31, 1995 AND 1994
                                  (UNAUDITED)


          1.  Business and organization of the Company:

          Business of the Company:

          The Company's operations consist of distribution and manufacturing activities performed by its operating subsidiaries. Distribution activities primarily involve the purchase of wool products for sales within the Peoples Republic of China (China) and the purchase of chemicals and pharmaceuticals within China for export and sale outside of China. Manufacturing activities primarily involve the manufacture and sale of woolen products through two joint venture companies in China. The company's subsidiaries are:

Name of                     Percent         Place of         Principal
Subsidiary                 Ownership     Incorporation      Activities
----------                ------------   --------------   ---------------
Nova Industrial               100%       British Virgin   Holding Company
Holdings Limited                         Islands


Eyemouth Limited              100%       British Virgin   Marketing and
                                         Islands          distribution

M.S. Enterprise               100%       Hong Kong        Marketing and
 Company Limited                                          distribution

Eastern Assets                100%       British Virgin   Holding Company
Management Limited                       Islands


M.S. (Ping Yuan)           70% by M.S.   China            Manufacturing
 Industrial
 Development Limited
 (joint venture) (Note 9)

Suzhou Nimrod Woolen       55% by        China            Manufacturing
 Textile Company           Eastern
 Limited (joint            Assets
 venture)

Harrington Worldwide          100%       British Virgin   Holding Company
 Holdings Limited                        Islands

Ascot Holdings Group          100%       British Virgin   Holding Company
 Limited                                 Islands

          2.  Transition period consolidated financial statements:

          The transition period consolidated financial statements have been prepared by the Company and, in the opinion of the management, reflect all material adjustments which are necessary to fair statements of results for the periods presented. Certain information and footnote disclosure made in the last annual report on Form 10-K have been condensed or omitted for the consolidated statements. Certain costs are estimated for the full year and allocated to transition period based on activity associated with the period. It is the Company's opinion that, when the interim consolidated statements are read in conjunction with the December 31, 1994 annual report on Form 10-K, the disclosures are adequate to make information presented not misleading. The transition period consolidated financial statements include the accounts of the Company and its subsidiaries except for the joint venture interest disposed of after the balance sheet date, which was accounted for as an investment and was stated at its net realizable value after full provision of loss on disposal. All significant intercompany accounts and transactions have been eliminated, and assets and liabilities of the disposed subsidiary (joint venture) were excluded from the consolidated financial statements.

          3.   Basis of accounting:

          The financial statements are expressed in United States dollars and are in conformity with United States generally accepted accounting principles.

          United States dollars was adopted as the reporting currency for the following reasons:

               a. the majority of the Company's purchase and sales transactions are quoted in United States dollars.

               b. the majority of the expenses incurred by the Company are denominated in Hong Kong dollars and the exchange rate between Hong Kong dollars and United States dollars has been fixed at HK$7.9 to US$1.00; as a result, exchange differences on translating from Hong Kong dollars to United States dollars are minimal.

          4.   Change in fiscal year:

          The Company changed its accounting year from December 31 to May 31 to reflect a natural business cycle.

          5.   Earnings per share:

          The computation of earnings per share is based on the weighted average number of common shares outstanding. When dilutive, stock options and warrants are included as common stock equivalents using the treasury stock method. The shares issued in connection with the reverse acquisition in 1994, including the common stock equivalent of the Series A preferred stock, have been treated as being outstanding effective January 1, 1993. Shares issued in connection with the convertible debentures and Series C preferred stock have been included in weighted average shares as if the conversions had occurred at the date the securities were issued. Shares issuable under the conversion provisions of the Series C preferred stock have been considered common stock equivalents. Fully diluted earnings per share uses the period-end share price when higher than the average share price for the period.

          6.   Inventories

          The components of inventories are as follows:

                            May 31,     December 31,
                             1995           1994
                          -----------   ------------
     Raw materials        $   973,569    $ 1,096,326
     Work-in-process          665,793      1,089,665
     Finished goods        10,048,568     19,652,549
                          -----------    -----------
                          $11,687,930    $21,838,540
                          ===========    ===========

          7.   Commitments and contingencies:

     Letter of credit:

     At May 31, 1995, the Company had approximately $14,540,519 in letters of credit outstanding.

          8.   Shareholders' equity

          Series A preferred stock:

          The 24,375 shares of Series A preferred stock were issued in connection with the reverse acquisition in 1994. Each share of Series A preferred stock is convertible into 1,000 shares of common stock.

          Series C preferred stock:

          During August 1994, the Company sold 465 shares of Series C convertible preferred stock, and warrants to purchase 309,997 shares of common stock at $5.50 per share for $9,300,000. The warrants are exercisable through August 1996. No warrants have been exercised through May 31, 1995.

          During the year ended December 31, 1994, 170 shares of Series C convertible preferred stock were converted into 1,236,358 shares of common stock.

          During the five months ended May 31, 1995, 295 shares of Series C convertible preferred stock were converted into 3,533,796 shares of common stock. As of May 31,1995 all the shares of Series C convertible preferred stock had been converted.

          9.   Events after balance sheet date:

          On June 2, 1995, the Company entered into a settlement agreement with an entity that provided services to the Company related to the reverse acquisition which occurred in January 1994. Under the terms of the settlement, the Company agreed to issue 363,169 shares of common stock. The issuance was valued at the market price of the Company's common stock at the date of the agreement and the amount of $726,388 was charged to shareholders' equity in June 1995.

          Due to problems with the transportation system leading to the factory and revised projections as to profitability, M.S. Enterprise Company Limited disposed of its joint venture interest in M.S, (Ping Yuan) Industry Development Company Limited to an unrelated company in China. As a result, the Company's interest in M.S. (Ping Yuan) Industry Development Limited was accounted for as an investment. Provision for loss on disposal of approximately $154,000 is included in net income.

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

          The Group receives payment for wool in Renminbi, the Chinese currency
(RMB). The Group then uses RMB to purchase industrial chemicals and pharmaceutical products from manufacturers located in China. The pharmaceutical products are principally generic products in powder form, and are used by pharmaceutical manufacturers which convert the powder into tablets or capsules. The chemical products are mainly industrial raw materials used for various types of basic industries. Both the chemical and pharmaceutical products are exported from China and sold to customers located in India, Africa, Europe and Southeast Asia. Sales of these products in turn generate U.S. dollars, which are then used to purchase wool in Australia and New Zealand.

          Although the Group bears the risk of non-payment from its customers, the Group generally purchases products pursuant to outstanding orders. Thus, the Group's exposure to currency risk and inventory problems is minimized.

          The Group is also engaged in the manufacture of woolen products through its interest in its joint venture company in China. This company produces a variety of wool products ranging from scoured wool (washed and comb wool), wool top (washed and comb wool that has been processed into a spool of rope), yarns, and rolls of wool fabric mainly for the Chinese consumer market. In September 1995, the Group sold its joint venture interest in its subsidiary; M.S. (Ping Yuan) Industry Development Limited, to an unrelated party in order to rationalize its operation. As a result, the financial statements for the five months ended May 31, 1995 reflect only the results of the operating subsidiaries, and the investment in M.S. (Ping Yuan) Industry Development has been accounted for as an investment and stated at net realizable value. Assets and liabilities of the disposed subsidiary were included from the consolidated financial statements.

FIVE MONTHS ENDED MAY 31, 1995 COMPARED TO FIVE MONTHS ENDED MAY 31, 1994
-------------------------------------------------------------------------

          REVENUES.  Revenues for the five months ended May 31, 1995 increased
          --------
by $11.6 million or approximately 10% compared to the five months ended May 31, 1994. Revenues from distribution activities for the five months ended May 31, 1995 increased by $14.3 million or approximately 13.4% compared to the five months ended May 31, 1994. This increase was attributable to the increase in sales of wool during the five month period due to the natural growth of its market as a result of a change in consumer behavior.

          Revenues from manufacturing of woolen products decreased by $2.7 million or approximately 25.9% from 1995 to 1994. This decrease was primarily due to the government policy of 'cooling down' the overheated economy. In addition, the Group has tightened its credit policy to its domestic customers in China.

          GROSS PROFIT.  Gross profit increased by 4.1% or $0.7 million in the
          ------------
1995 period as compared to the 1994 period. Gross profit as a percent of revenues remains the same as compared to the 1994 period.

          GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative
          -----------------------------------
expenses increased by $0.6 million or approximately 10.1% during the 1995 period compared to the 1994 period as a result of the increase in sales activities and the expenses incurred in establishing the Group's New York Office.

          SELLING EXPENSES.  During the 1995 period, revenues and marketing
          ----------------
expenses increased by $0.3 million compared to the 1994 period. The primary reason for the increase was the increase in volume of sales.

          OTHER INCOME (EXPENSES).  Interest expense during the 1995 and 1994
          -----------------------
periods was approximately $0.9 million. The disposal of the joint venture interest in M.S. (Ping Yuan) Industry Development Company Limited resulted in a loss of $154,498 and was accrued as other expenses in this period.

          INCOME TAXES.  Income taxes of $204,688 were incurred during the 1995
          ------------
period and $98,400 during the 1994 period. The increase is primarily due to income taxes provision for the Company's China operations and the increase in earnings from the Company's Hong Kong distribution subsidiary.

          NET INCOME.  The net income during the 1995 period was $9.95 million
          ----------
compared to net income of $9.43 million for the prior period. This represents an approximately 5.5% increase in net income.

          EARNINGS PER SHARE.  Primary earnings per share for the five months
          ------------------
period ended May 31, 1995 was $0.21 compared with $0.23 for the same period in 1994. Even though net income increased by 5.5% compared with the prior period, the difference in earnings per share was the result of an increase in the weighted average number of shares outstanding.

          INVENTORY.  Inventory as at May 31, 1995 amounted to $11,687,930 as a
          ---------
result of seasonal fluctuation.

          CUSTOMER DEPOSITS AND OTHERS.  Customer deposits and others
          ----------------------------
represented amounts received in advance from customers. The amount at May 31, 1995 was $996,220 which reflected seasonal fluctuation.

          MINORITY INTEREST.  Minority interest represents the minority share of
          -----------------
net assets in the operating subsidiary. No account has been taken for the minority share of the net assets in M.S. (Ping Yuan) Industry Development Limited, the subsidiary which was sold in September, 1995.

          CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT.  This item
          --------------------------------------------------
reflects the net adjustment to the consolidated financial statements after the exclusion of the adjustment resulting in the translation of the disposed subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

          The Group's principal source of liquidity during the five months ended May 31, 1995 was from operations and an increase in bank borrowings.

          As of May 31, 1995, the Group had a working capital excess of approximately $66 million compared to $55 million as of December 31, 1994 primarily as a result of an increase in revenues during this period.

          Net cash used in operating activities was $2.0 million and $0.3 million in the five months ended May 31, 1995 and 1994, respectively.

          The Group believes the cash provided by operations will be sufficient to meet its cash requirements for the next 12 months.

FOREIGN EXCHANGE

          The financial statements of the Company's subsidiaries operating in China are generally measured using the local currency, Renminbi (RMB), as the functional currency. The exchange rates adopted in the translation of RMB to the United States dollar are the applicable Bank of China Official rate which would be settled at by the Chinese Government. For the Group's other subsidiaries, the United States dollar is the functional currency.


EFFECT OF INFLATION

          Inflation has little impact on the operations of the Group. The price of products the Group distributes is determined by the open market. Any increase in cost is generally reflected in the selling price. However the 'cooling down' of China's overheated economy does have a negative effect on the amount of sales for products manufactured in China. In addition, inflation causes an increase in the general and administrative expenses.

                          PART II -- OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               27   Financial Data Schedule

          (b)  Reports on Form 8-K:

               A report was filed on December 29, 1995 changing the Company's fiscal year of December 31 to May 31.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CHINA INDUSTRIAL GROUP, INC.



                                    By:  /s/ Benthony Ip
                                         ------------------------------
                                         Benthony Ip, Chief Financial
                                         Officer (Chief financial officer and
                                         accounting officer and duly authorized
                                         officer)


Dated:  January 29, 1996