Form 10-Q
period 1996-02-29
CHINA INDUSTRIAL GROUP INC
filed 1996-04-22
CIK 818726

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 1996 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                               011-852-2877-3857
              (Registrant's telephone number, including area code)

Indicate by check market whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) o the Securities Exchange Act o\f 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes  X   No
                                               ---    ---.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock --- 47,840,048 shares outstanding on February 29, 1996.

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES

                                     INDEX


                                                                       Page No.
                                                                       --------
                        PART I -- FINANCIAL INFORMATION

Item 1.     Consolidated financial statements:

            Unaudited Consolidated Balance Sheets at
            February 29, 1996 and May 31, 1995                             3-4

            Unaudited Consolidated Statements of Income,
            Three and Nine Months ended February 29, 1996
            and March 31, 1995                                               5

            Unaudited Consolidated Statements of Shareholders'
            Equity, Nine Months ended February 29, 1996                      6

            Unaudited Consolidated Statements of Cash Flows,
            Nine Months ended February 29, 1996 and March 31,
            1995                                                           7-8

            Notes to Unaudited Consolidated Financial Statements          9-12

Item 2.     Management Discussion and Analysis of Financial
            Condition and Results of Operations                          13-16


                        PART II -- OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                17

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                       (STATED IN UNITED STATES DOLLARS)
                                  (UNAUDITED)




                            ASSETS

                                                February 29,     May 31,
                                                    1996          1995
                                               -------------   -----------
Current assets:
  Cash                                         $    421,466    $ 6,224,243
  Short-term investments                          3,006,468      3,006,468
  Accounts receivable                            81,414,560     73,297,630
  Inventories                                    18,463,986     11,687,930
  Prepaid expenses                                  872,638        855,275
                                               ------------   ------------
       Total current assets                     104,179,118     95,071,546
                                               ------------   ------------

Property, plant and equipment:
  Leasehold land and buildings                   10,468,713      9,530,665
  Plant and equipment                            10,826,077     11,153,324
  Furniture and fixtures                            894,422        651,993
  Motor vehicles                                    413,073        413,073
  Construction in progress                          900,852        385,757
                                               ------------   ------------
                                                 23,503,137     22,134,812
       Less accumulated depreciation              3,723,476      2,780,391
                                               ------------   ------------
                                                 19,779,661     19,354,421
                                               ------------   ------------

Other assets:
  Pre-operating costs                             9,735,279      3,369,631
  Long-term receivable                            3,000,000
                                               ------------   ------------
                                                 12,735,279      3,369,631
                                               ------------   ------------

                                               $136,694,058   $117,795,598
                                               ============   ============

                                  (Continued)

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      (STATED IN UNITED STATES DOLLARS)
                                 (UNAUDITED)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          February 29,     May 31,
                                                              1996          1995
                                                          ------------  ------------

Current liabilities:
  Current portion of long-term loan                       $    40,574   $     40,574
  Short-term bank borrowings                                8,718,086      9,854,996
  Accounts payable, trade                                  15,662,452     16,248,716
  Accounts payable, related parties                                          366,811
  Customer deposits and other                               2,165,487        996,220
  Accrued expenses                                          2,163,750      1,211,300
                                                          -----------   ------------
       Total current liabilities                           28,750,349     28,718,617
                                                          -----------   ------------

Long-term debt, net of current portion                     11,440,259     13,045,774
                                                          -----------   ------------
Minority interests                                          4,825,438      4,444,929
                                                          -----------   ------------
Commitments and contingencies (Note 7)

Shareholders' equity  (Note 8):
  Preferred stock; authorized 10,000,000 shares:
    Series A convertible; issued and outstanding
      24,375 shares (1995)                                                    24,375
  Common stock, par value $0.001; authorized
   100,000,000  shares; issued and outstanding
   47,840,048 shares (1996), 23,465,048 shares (1995)          47,840         23,465
  Capital in excess of par                                 14,435,122     15,161,460
  Retained earnings                                        71,860,090     51,730,022
  Cumulative foreign currency translation adjustment        5,334,960      4,646,956
                                                          -----------   ------------
                                                           91,678,012     71,586,278
                                                         ------------   ------------

                                                         $136,694,058   $117,795,598
                                                         ============   ============

                See notes to consolidated financial statements.

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                       (STATED IN UNITED STATES DOLLARS)
                                 (UNAUDITED)

                                       Nine months ended                Three months ended        Two months ended
                                February 29,       March 31,        February 29,      March 31         November 30,
                                  1996               1995              1996             1995              1995
                              --------------       ------------     -----------      -----------      -----------
Revenues                       $ 215,701,627       $237,501,527     $ 68,426,177     $76,781,398      $47,597,453
Cost of goods sold               179,457,749        200,803,198       56,942,810      65,213,195       38,669.196
                              --------------       ------------     ------------     -----------      -----------
Gross profit                      36,243,878         36,698,329       11,483,367      11,568,203        8,928,257
                              --------------       ------------     ------------     -----------      -----------
Operating expenses:
   General and administrative     12,011,746        10,545,773         4,068,890       3,607,567        2,509,156
   Selling                         1,562,298         1,810,664           466,767         598,963          336,286
                              --------------       -----------       -----------      ----------      -----------
                                  13,574,044        12,356,437         4,535,657       4,206,530        2,845,442
                              --------------       -----------       -----------     -----------     ------------
Income from operations            22,669,834        24,341,892         6,947,710       7,361,673        6,082,815
                              --------------       -----------       -----------     -----------     ------------
Other income (expense):
   Interest expense               (1,763,938)       (1,698,969)         (547,872)       (573,508)        (387,319)
   Other income                                        978,194                            18,339
   Other expense                      (2,149)          (57,608)                           (2,149)
                              --------------       -----------       -----------     -----------     ------------
                                  (1,766,087)         (778,383)         (547,872)       (557,318)        (387,319)
                              --------------       -----------       -----------     -----------     ------------
Income before income taxes
   and minority interest          20,903,747        23,563,509         6,399,838       6,804,355        5,695,496
Income tax expense                   258,236           299,886            45,924         120,165           66,727
                              --------------       -----------       -----------     -----------     ------------
                                  20,645,511        23,263,623         6,353,914       6,684,190        5,628,769
Minority interest in the
 earnings of subsidiaries            515,443         1,308,034           176,837         173,610          133,360
                              --------------       -----------       -----------     -----------     ------------

Net income                    $   20,130,068      $ 21,955,589      $  6,177,077     $ 6,510,580      $ 5,495,409
                              ==============      ============      ============     ===========      ===========

Earnings per share            $         0.41      $       0.45      $       0.13     $      0.13      $      0.11
                              ==============      ============      ============     ===========      ===========
Weighted average number
 of shares outstanding            48,521,000        48,588,000        48,406,000      48,627,000       48,542,000
                              ==============      ============      ============     ===========      ===========

                See notes to consolidated financial statements.

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS SHAREHOLDERS' EQUITY
                       (STATED IN UNITED STATES DOLLARS)

                      NINE MONTHS ENDED FEBRUARY 29, 1996
                                  (UNAUDITED)

                                                                                                          Foreign
                                   Series A                                 Capital                       currency         Total
                                  preferred             Common             in excess      Retained       translation   shareholders'
                                    stock               stock                of par       earnings       adjustment        equity
                             ----------------     ---------------------    ----------    -----------     -----------   -------------
                             Shares    Amount     Shares        Amount
                             ------    ------     ------        ------
Balances, May 31, 1995       24,375    $24,375    23,465,048    $23,465    $15,161,460    $51,730,022    $4,646,956    $71,586,278

Conversion of
  preferred stock           (24,375)   (24,375)   24,375,000     24,375

Cost related to securities                                                  (726,338)                                     (726,338)

Net income                                                                                 20,130,068                   20,130,068

Translation adjustments                                                                                     688,004        688,004
                             ------    -------    ----------    -------    -----------    -----------    ----------    -----------

Balances, February  29, 1996                      47,840,048    $47,840    $14,435,122    $71,860,090    $5,334,960    $91,678,012
                             ======    =======    ==========    =======    ===========    ===========    ==========    ===========

                See notes to consolidated financial statement.

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (STATED IN UNITED STATES DOLLARS)
                                  (UNAUDITED)

                                                                        Nine months ended
                                                                        -----------------
                                                                   February 29,      March 31,
                                                                       1996            1995
                                                                   ------------      ---------
Cash flows from
 operating activities:
   Net income                                                      $ 20,130,068      $ 21,955,589
                                                                   ------------      ------------
   Adjustment to reconcile
    net income to net cash
    provided by (used in)
    operating activities:
      Provision for doubtful accounts                                                      87,365
      Depreciation and amortization                                     943,085         1,478,010
      Gain on sale of securities
        and other assets                                                                 (558,102)
      Minority interest                                                 385,509        (6,219,395)
      Translation adjustment                                            (38,334)         (531,622)
      Decrease (increase) in assets:
        Accounts receivable                                          (8,116,931)      (23,667,199)
        Inventories                                                  (6,776,056)       11,478,842
        Prepaid expenses                                                (17,363)          338,503
        Other assets                                                 (3,000,000)         (333,569)
      Increase (decrease) in
        accounts payable and
        accrued expenses                                              1,168,644       (12,667,108)
                                                                   ------------      ------------
      Total adjustments                                             (15,456,446)       30,594,275
                                                                   ------------      ------------

Net cash provided by
 (used in) operating activities                                       4,673,622        (8,638,686)
                                                                   ------------      ------------

Cash flows from investing
 activities:
   Payments for securities
    and other assets                                                 (6,365,648)
   Proceeds from disposal
    of securities and other assets                                                        328,095
   Purchase of securities and other assets                                              1,985,844
   Acquisition of property,
     plant equipment                                                 (1,368,326)       (1,002,864)
   Pre-operating costs                                                                   (280,990)
                                                                   ------------      ------------

Net cash provided by (used in)
 investing activities                                                (7,733,974)        1,030,085
                                                                   ------------      ------------

                               (Continued)

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       (STATED IN UNITED STATES DOLLARS)
                                  (UNAUDITED)


                                                          Nine months ended
                                                       -----------------------
                                                       February 29,  March 31,
                                                            1996       1995
                                                       ------------ ----------
Cash flows from financing activities:
  Net decrease in short-term
   bank borrowings                                     (1,136,910)  (4,871,789)
  Proceeds from (repayment of)
   long-term loans                                     (1,605,515)   4,947,100
  Proceeds from convertible
   debentures                                                        4,000,000
  Proceeds from stock sales                                          8,481,532
                                                      -----------  -----------
Net cash provided by (used in)
 financing activities                                  (2,742,425)  12,556,843
                                                      -----------  -----------

Net increase (decrease) in cash                        (5,802,777)   4,948,242
Cash, beginning                                         6,224,243      841,415
                                                      -----------  -----------
Cash, ending                                          $   421,466  $ 5,789,657
                                                      ===========  ===========

Cash paid for interest                                $ 1,763,938  $ 1,078,827
                                                      ===========  ===========

Cash paid for income taxes                            $   173,662  $   304,684
                                                      ===========  ===========

Noncash investing and
  financing activities:

   Conversion of Series A
    preferred stock into 24,375,000
    shares of common stock                            $    24,375
                                                      ===========

   Capital lease obligation
    incurred for equipment                                         $ 2,582,880
                                                                   ===========

   Debentures converted
    into 1,293,220 shares
    of common stock                                                $ 3,000,000
                                                                   ===========

   Conversion of preferred
    stock into 1,236,358
    shares of common stock                                         $ 3,400,000
                                                                   ===========

              See notes to consolidated financial statements.

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                 THREE AND NINE MONTHS ENDED FEBRUARY 29, 1996
           AND THREE AND NINE MONTHS ENDED MARCH 31, 1995 (UNAUDITED)




1.   Business and organization of the Company:

     Business of the Company:

     The Company's operations consist of distribution, manufacturing, and management consulting activities performed by its operating subsidiaries. Distribution activities primarily involve the purchase of wool products for sale within the Peoples' Republic of China (China) and the purchase of chemicals and pharmaceuticals within China for export and sale outside of China. Manufacturing activities primarily involve the manufacture and sale of woolen products through two joint venture companies in China. The Company's subsidiaries are:

    Name of                   Percent           Place of         Principal
    Subsidiary               Ownership       Incorporation       Activities
    ----------               ---------       -------------       ----------

    Nova Industrial          100%            British             Holding
    Holdings Limited                         Virgin Islands      company

    Eyemouth                 100%            British             Marketing and
    Limited                                  Virgin Islands      distribution

    Nimrod (H.K.) Ltd.       100%            Hong Kong           Marketing and
    (formerly M.S.                                               distribution
    Enterprise Company
    Limited)

    Eastern Assets           100%            British             Holding
    Management Limited                       Virgin Islands      company

    Suzhou Nimrod             55%, by        China               Manufacturing
    Woolen Textile         Eastern Assets
    Company Limited
    (joint venture)

    Harrington Worldwide     100%            British             Investment, Advisory
    Holdings Limited                         Virgin Islands      Management and
                                                                 Nominee services

    Ascot Holdings           100%            British             Management
    Group Limited                            Virgin Islands

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                 THREE AND NINE MONTHS ENDED FEBRUARY 29, 1996
          AND THREE AND NINE MONTHS ENDED MARCH 31, 1995 (UNAUDITED)


2.   Interim consolidated financial statements:

     The interim consolidated financial statements have been prepared by the Company and, in the opinion of the management, reflect all material adjustments which are necessary to fair statements of results for the interim periods presented. Certain information and footnote disclosure made in the last annual report on Form 10-K have been condensed or omitted for the consolidated statements. Certain costs are estimated for the full year and allocated to interim period based on activity associated with the period. It is the Company's opinion that, when the interim consolidated statements are read in conjunction with the December 31, 1994 annual report on Form 10-K, the disclosures are adequate to make information presented not misleading. All significant intercompany accounts and transactions have been eliminated.

3.    Basis of accounting:

      The financial statements are expressed in United States dollars and are in conformity with United States generally accepted accounting principles.

      The United States dollar was adopted as the reporting currency for the following reasons:

        (a) the majority of the Company's purchase and sales transactions are quoted in United States dollars;

        (b) the majority of the expenses incurred by the Company are denominated in Hong Kong dollars and the exchange rate between the Hong Kong dollar and the United States dollar has been fixed at HK$7.80 to US$1.00; as a result, exchange differences on translating from Hong Kong dollars to United States dollars are minimal.

4.    Change of fiscal year:

      The Company changed its accounting year from December 31 to May 31 to reflect a natural business cycle.

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                 THREE AND NINE MONTHS ENDED FEBRUARY 29, 1996
          AND THREE AND NINE MONTHS ENDED MARCH 31, 1995 (UNAUDITED)


5.      Earnings per share:

        The computation of earnings per share is based on the weighted average number of common shares outstanding. When dilutive, stock options and warrants are included as common stock equivalents using the treasury stock method. The shares issued in connection with the reverse acquisition in 1994, including the common stock equivalent of the Series A preferred stock, have been treated as being outstanding effective January 1, 1993. Shares issued in connection with the convertible debentures and Series C preferred stock have been included in weighted average shares as if the conversions had occurred at the date the securities were issued. Shares issuable under the conversion provision for the Series C preferred sock have been considered common stock equivalents. Primary and fully diluted earnings per share are the same for each period presented.



6.      Inventories:

        The components of inventories are as follows:

                                                        February 29,          May 31,
                                                            1996               1995
                                                        ------------          -------

              Raw materials                              $   858,004      $   973,569
              Work-in-process                                854,973          665,793
              Finished goods                              16,751,009       10,048,568
                                                         -----------      -----------

                                                         $18,463,986      $11,687,930
                                                         ===========      ===========

7.      Commitments and contingencies:

        Letter of credit:

        At February 29, 1996, the Company had approximately $3,496,700 in letters of credit outstanding.

8.      Shareholders' equity:

        Series A preferred stock:

        The 24,375 shares of Series A preferred stock were issued in connection with the reverse acquisition in 1994. Each share of Series A preferred stock is convertible to 1,000 shares of common stock. All Series A preferred shares were converted into common stock in November 1995.

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                 THREE AND NINE MONTHS ENDED FEBRUARY 29, 1996
          AND THREE AND NINE MONTHS ENDED MARCH 31, 1995 (UNAUDITED)


8.  Shareholders' equity (continued):

    Series C preferred stock:

    During August 1994, the Company sold 465 shares of Series C convertible preferred stock, and warrants to purchase 309,997 shares of common stock at $5.50 per share, for $9,300,000. The warrants are exercisable through August 1996. As of May 31, 1995, all of the Series C convertible preferred stock had been converted into common stock.

    On June 2, 1995, the Company entered into a settlement agreement with an entity that provided services to the Company related to the reverse acquisition which occurred in January 1995. Under the terms of the settlement, the Company agreed to issued 363,169 shares of common stock.

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations


                        OVERVIEW OF PRINCIPAL ACTIVITIES

         China Industrial Group, Inc. (the Group) consists of Nova Industrial Holdings Limited, a British Virgin Islands corporation, which is a holding company for four operating entities. The operations of the Group are divided into distribution and manufacturing. In addition, Harrington Worldwide Holdings Limited, a wholly owned subsidiary of the group provides investment and management services to customers in China and the Asia Pacific region.

         The Group's distribution activities involve wool, industrial chemicals and pharmaceutical products. The Group purchases wool from unrelated persons mainly in new Zealand and Australia principally for US dollars and, in turn, sells the wool through its sales representative offices to its customers in the Peoples' Republic of China (China).

         The Group is responsible for all aspects of delivery of wool to the factory, including customs clearance and transportation. To support its distribution, the Group leases a number of bonded warehouses in China which take delivery of the wool and arrange for shipment directly to the factories.

         The Group receives payment of wool in Renminbi, the Chinese Currency
         (RMB). The Group then uses RMB to purchase industrial raw materials such as chemical and pharmaceutical materials from manufacturers located in China and export to customers overseas. Sales of these products in turn generate U.S. dollars, which are then used to purchase wool in Australia and New Zealand.

         Although the Group bears the risk of non-payment from its customers, the Group generally purchases products pursuant to outstanding orders. Thus the Group's exposure to currency risk and inventory problems is minimized.

         The Group, through its wholly owned subsidiary, Harrington Worldwide Holdings Limited, is engaged in providing investment, financial, corporate advisory and nominee services to its clients including advice on mergers and acquisitions, and joint ventures with Chinese enterprises. The Company maintains close working relationships with authorities, and commercial communities in China and the Asia Pacific region and provides experienced judgment to help clients to achieve their diverse objectives.

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES


         The Company participated in a number of strategically significant transactions, including merger and acquisition, joint ventures and restructuring. The company is responsible for leading and coordinating clients in execution of their capital and investment transactions.

         In addition, the Company provides financial and management consultancy services to Chinese enterprise and develops innovative solutions, often involving implementation of strategic initiatives, to meet their needs.

         The Company identifies, structures, and manages investments in acquisition and restructuring, on behalf of its clients. In addition, the Company provides nominee services to foreign enterprises for their China ventures.

         The Group is also engaged in the manufacture of woolen products through its interest in its joint venture company in China. These facilities produce a variety of wool products ranging from scoured wool (washed and comb wool), wool top (washed and combed wool that has been processed into a spool of rope), yarns, rolls of wool fabric to woolen sweaters mainly for the Chinese consumer market.

         In December 1995, the Group changed its fiscal year from December 31 to May 31 to reflect a natural business cycle.

                 THREE AND NINE MONTHS ENDED FEBRUARY 29, 1996
            COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 1995.

         REVENUES. Revenues for the three and nine months ended February 29, 1996 decreased by $8.4 million and $21.8 million, or approximately 10.9% and 9.2% respectively, as compared to the three and nine months ended March 31, 1995. The decreased revenues reflected the exceptional demand for wool in early 1995 as the result of a shortage of cotton crops during the period; revenues form the current period represented a more normal level of operation when demand for wool returned to its current level. Revenues from management service (new in 1996) amounted to $9.4 million of total revenues for the nine months ended February 29, 1996, and were derived form providing advisory services to customers.

         GROSS PROFIT. The gross profit percentage increased from 15.1% for the three months ended March 31, 1995 to 16.8% for the 1996 period and gross profit remained approximately the same for the nine months ended February 29, 1996 which was aided by contributions of $5.2 million gross profit by the investment and advisory services.

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES


         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased by $0.5 million and $1.5 million or approximately 13.9% and 14.2% during these three and nine month periods of 1996 as compared to the three and nine months ended March 31, 1995. The increase was primarily a result of increased administrative expenses applicable to the new management services activity.

         SELLING EXPENSES. During the three and nine month 1996 periods, revenues and marketing expenses decreased by $0.1 million and $0.2 million as compared to the three and nine months ended March 31, 1995. The primary reason for the variation was the decease in marketing activities due to reduced revenue potential .

         INCOME TAXES. Income taxes of $45,924 were incurred during the three months ended February 29, 1996 and $120,165 for the three months ended March 31, 1995. The decrease is primarily due to income tax provisions for the Company's China operations and the decrease in earnings from the Company's Hong Kong distribution subsidiary.

         NET INCOME. The net income during the three months ended February 29, 1996 was $6.2 million as compared to net income of $6.5 million for the three months ended March 31, 1995. This represents approximately a 5.1% decrease in net income. Net income for the nine month period ended February 29, 1996 was $20.13 million as compared to $21.96 million for the nine months ended March 31, 1995, an 8.3% decrease in net income.

         INVENTORY. Inventory as of February 29, 1996 amounts to $18,463,986 as a result of the low level of activities during the festive month of Chinese New Year in China.

         CUSTOMER DEPOSITS AND OTHER. Customer deposits and other represent amounts received in advance from customers. As of February 29, 1996 this amounts to $2,165,487, which reflected the low demand in the month of February.

         CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT reflects the net adjustment to the consolidated financial statements after the exclusion of adjustment results in the translation of disposed subsidiary.

                        LIQUIDITY AND CAPITAL RESOURCES

         The Group's principal source of liquidity during the five months ended February 29, 1996 was from operations.

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES


         As of February 29, 1996, the Group had working capital of approximately $75 million compared to $66 million as of May 31, 1995, primarily as a result of net income earned during this period.

         Net cash generated from operating activities was $4.7 million during the nine months ended February 29, 1996.

         The Group believes that cash provided by operations will be sufficient to meet its cash requirements for the next 12 months.


                                FOREIGN EXCHANGE

         The financial statements of the Company's subsidiaries operating in China are generally measured using the local currency RMB as the functional currency. The exchange rates adopted in the translation of RMB to the United States dollar are the applicable Bank of China Official rate which would be settled at by the Chinese Government. For the Group's other subsidiaries, the United States dollar is the functional currency.


                              EFFECTS OF INFLATION

         Inflation has little impact on the operation of the Group. The price of products the Group distributes is determined by the open market. Any increase in costs is generally reflected in the selling price. However, the cooling down of China's overheated economy does have a negative effect on the sales of products manufactured in China. In addition, inflation has caused some increase in the general and administrative expenses

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES





                          PART II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

              27 Financial Data Schedule

         (b) A report was filed on December 29, 1995 changing the Company's fiscal year of December 31, to May 31.

                         CHINA INDUSTRIAL GROUP, INC.
                               AND SUBSIDIARIES





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CHINA INDUSTRIAL GROUP, INC.



                                       By:   /s/ Benthony Ip
                                            ---------------------------------
                                       Benthony Ip, Chief Financial
                                       Officer (Chief financial officer and
                                       accounting officer and duly authorized
                                       officer)



Dated: April 19, 1996